Form 10-K/A
STRUCTURED ASSET MORT INV INC MORT PS THR CERT SER 2002-AR5
filed 2003-07-03
CIK 1212266

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


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

    (99.5) Reliance Certifications Mandated under the Pooling and Servicing
           Agreement for the year ended December 31, 2002.

       a) Alliance Mtg Co, as Servicer <F2>
       b) Southtrust Mortgage Corp., as Servicer <F3>


   (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.


   (c) Not applicable.


   (d) Omitted.

  <F1> Filed Herewith.

  <F2> Certification has been received.

  <F3> Certification has not been received.




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

  Dated: July 3, 2003

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


      Date: 7/3/2003


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


  Ex-99.1 (a)

Deloitte
& Touche   (logo)

Deloitte & Touche LLP
Certified Public Accountants
One Independent Drive
Suite 2801
Jacksonville, FL 32202-5034

Tel: (904) 665-1400
Fax: (904) 355-9104
www.deloitte.com

INDEPENDENT ACCOUNTANTS' REPORT ON
MANAGEMENT'S ASSERTION ABOUT COMPLIANCE WITH
UNIFORM SINGLE ATTESTATION PROGRAM REQUIREMENTS

To the Board of Directors
Alliance Mortgage Company:

We have examined management's assertion about Alliance Mortgage Company's and subsidiaries ("Alliance Mortgage Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for Alliance Mortgage Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Alliance Mortgage Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Alliance Mortgage Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Alliance Mortgage Company compiled with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

March 21, 2003

Deloitte
Touche
Tohmatsu

  Ex-99.1 (b)


KPMG (logo)

Suite 1800 SouthTrust Tower
420 20th Street North
Birmingham, AL 35203


Independent Accountants' Report

To SouthTrust Mortgage Corporation:

We have examined management's assertion that SouthTrust Mortgage Corporation (a wholly owned subsidiary of SouthTrust Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002. Management is responsible for SouthTrust Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about SouthTrust Mortgage Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on SouthTrust Mortgage Corporation's compliance with the minimum servicing standards.

In our opinion, management's assertion that SouthTrust Mortgage Corporation complied with the aforementioned minimum servicing standards, except for the matter disclosed in Exhibit I, during the year ended December 31, 2002 is fairly stated, in all material respects.

As discussed in management's assertion, the following noncompliance occurred at SouthTrust Mortgage Corporation during the year ended December 31, 2002. SouthTrust Mortgage Corporation did not prepare the May 2002 reconciliation of the custodial bank account within 45 calendar days of the cutoff date and reconciling items identified during the reconciliation of the custodial bank account that had aged greater than 90 days remained unresolved at the time of testwork.

/s/ KPMG LLP

April 11, 2003

KPMG LLP. KPMG LLP, a limited liability partnership, is a member of KPMG International, a Swiss association.

  Ex-99.2 (a)

Alliance        (logo)
MORTGAGE COMPANY

March 21, 2003

Deloitte & Touche LLP
Suite 2801, One Independent Drive
Jacksonville, Florida 32202

As of and for the years ended December 31, 2002, Alliance Mortgage Company and subsidiaries (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for the same period, the Company had in effect fidelity and errors and omissions insurance coverage in the amounts of $15,000,000 and $15,000,000, respectively.

/s/ Gary A. Meeks
Gary A. Meeks
Chairman and Chief Executive Officer

/s/ Blake Wilson
Blake Wilson
Executive Vice President
Chief Financial Officer

/s/ Michael C. Koster
Michael C. Koster
Executive Vice President
Loan Administration



8100 Nations Way * Jacksonville, Florida 32256-4405 * (904) 281-6000


  Ex-99.2 (b)


SouthTrust Mortgage (logo)
210 Wildwood Parkway
Birmingham, Alabama 35209
Telephone 205-667-8100

As of and for the year ended December 31, 2002, SouthTrust Mortgage Corporation has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except as disclosed in the applicable servicing letters. As of and for this same period, SouthTrust Mortgage Corporation had in effect a fidelity bond and errors and omissions policy in the amount of $50,000,000 and $8,000,000, respectively

SouthTrust Mortgage Corporation

/s/ Wade O. King
Wade O. King
President & Chief Executive Officer

4-22-03
Date

/s/ Michael D. Newton
Michael D. Newton
Senior Vice President & Chief Financial Officer

4/22/2003
Date



Mortgage Bankers



Exhibit I

SOUTHTRUST MORTGAGE CORPORATION
(A Wholly Owned Subsidiary of SouthTrust Bank)

Schedule of Finding and Audit Resolution

December 31, 2002

Matter #1
The Company is required to resolve reconciling items related to the custodial bank account reconciliation within ninety (90) calendar days of their original identification. Testing in the current year revealed that there were unresolved reconciling items that had been identified for more than 90 days.

Management Response
The summary report used by the account reconciliation department did not reflect changes made to the accounts for over/under-collateralized pools. Once all adjustments were reflected, other outages were identified and corrected.

  Ex-99.3 (a)

Wells Fargo Bank Minnesota,N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2002 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default of failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D)  All premiums for each Hazard Insurance Policy, Flood Insurance Policy
     (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lein or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F)  All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ Michael C. Koster
Officer

Executive Vice President
Title

1/22/03
Date

  Ex-99.3 (b)


Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2002 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/ Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:

/s/
Officer

SVP
Title

6-19-03
Date