Form 10-K
STRUCTURED ASSET MORT INV INC MORT PS THR CERT SER 2002-AR5
filed 2004-03-30
CIK 1212266

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-68542-15


        Structured Asset Mortgage Investments Inc.
        Mortgage Pass-Through Certificates
        Series 2002-AR5

     (Exact name of registrant as specified in its charter)


   New York                                         90-0073134
                                                    90-0073140
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   c/o Wells Fargo Bank, N.A.
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

         Not applicable.




  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

         Not applicable.





  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class A-1                            7
             Class A-2                            3
             Class B-1                            3
             Class B-2                            3
             Class B-3                            3
             Class B-4                            1
             Class B-5                            1
             Class B-6                            1
             Class R-I                            1
             Class R-II                           1
             Class X                              4

             Total:                              28


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

  Item 9A. Controls and Procedures.

            Not applicable.


                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.



                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) EverHome Mortgage f/k/a Alliance Mtg Co, as Servicer <F1>
       b) Southtrust Mortgage Corp, as Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) EverHome Mortgage f/k/a Alliance Mtg Co, as Servicer <F1>
       b) Southtrust Mortgage Corp, as Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) EverHome Mortgage f/k/a Alliance Mtg Co, as Servicer <F1>
       b) Southtrust Mortgage Corp, as Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On October 29, 2003, November 21, 2003, and December 24, 2003 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.




   (c) Not applicable.


   (d) Omitted.




  <F1> Filed herewith.





                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     Structured Asset Mortgage Investments Inc.
     Mortgage Pass-Through Certificates
     Series 2002-AR5
     (Registrant)



  Signed: Wells Fargo Bank, N.A. as Master Servicer


  By:     Brett Handelman, Vice President

  By: /s/ Brett Handelman, Vice President

  Dated: March 30, 2004



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

Exhibit Index

Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

 I, Brett Handelman, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Structured Asset Mortgage Investments Inc. Mortgage Pass-Through Certificates, Series 2002-AR5 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     EverHome Mortgage f/k/a Alliance Mtg Co as Servicer, Southtrust Mortgage Corp as Servicer.

     Date: March 30, 2004

     /s/ Brett Handelman
     Signature

     Vice President
     Title





 EX-99.1(a)

(Logo) Deloitte


Deloitte & Touche LLP
Suite 2801
One Independent Drive
Jacksonville, FL 32202-5034
USA

Tel: +1 9046651400
Fax: +1 9046651600

www.deloitte.com


INDEPENDENT ACCOUNTANTS' REPORT ON
MANAGEMENT'S ASSERTION ABOUT COMPLIANCE WITH UNIFORM SINGLE ATTESTATION PROGRAM REQUIREMENTS

To the Board of Directors EverHome Mortgage Company:

We have examined management's assertion about EverHome Mortgage Company's (the "Company") (formerly Alliance Mortgage Company) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP
February 25, 2004


Member of
Deloitte Touche Tohmatsu






EX-99.1(b)

(logo) KPMG

KPMG LLP
SouthTrust Tower
Suite 1800
420 20th Street North
Birmingham, AL 35203

Independent Accountants' Report

To SouthTrust Mortgage Corporation:

We have examined management's assertion that SouthTrust Mortgage Corporation (a wholly owned subsidiary of SouthTrust Bank) complied with the minimum servicing stm1dards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers {USAP) as of and for the year ended December 31, 2003. Management is responsab1e for SouthTrust Mortgage Corporation's compliance with those minimum servicing standards. Our responsibi1ity is to express an opinion on management's assertion based on our examination.

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

In our opinion, management's assertion that SouthTrust Mortgage Corporation complied with the aforementioned minimum servicing standards, except for the matter disclosed in Exhibit 1, during the year ended December 31, 2003 is fairly stated, in all material respects.

KPMG LLP

March 5, 2004






EX-99.2(a)

(logo) EverHome
MORTGAGE COMPANY

As of and for the year ended December 31, 2003, EverHome Mortgage Company (formerly Alliance Mortgage Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, EverHome Mortgage Company had in effect a fidelity bond and an errors and omissions policy in the amount of $17 million, respectively.


/s/ Gary A. Meeks
Gary A. Meeks
President & COO
2/25/04


/s/ W. Blake Wilson
W. Blake Wilson
Executive Vice President & CPO
2/25/04






EX-99.2(b)

(logo) SouthTrust Mortgage

210 Wildwood Parkway
Birmingham Alabama 35209
Telephone 205-667-8100

KPMG LLP
420 North 20th Street
Suite 1800
Birmingham, Alabama 35203

March 15, 2004

Ladies and Gentlemen:

We are providing you this letter in connection with your examination of management's assertion about SouthTrust Mortgage Corporation's compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003 for the purpose of expressing an opinion as to whether management's assertion is fairly stated, in all material respects.

We confirm, to the best of our knowledge and belief, the following representations made to you during your examination:

1. We are responsible for complying with the minimum servicing standards in the USAP.

2. We are responsible for establishing and maintaining effective internal control over compliance with the minimum servicing standards.

3. We have performed an evaluation of SouthTrust Mortgage Corporation's compliance with the minimum servicing standards.

4. As of and for the year ended December 31,2003, SouthTrust Mortgage Corporation has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's USAP, except as disclosed in the applicable servicing letters.

5. We have disclosed to you all known noncompliance with the minimum servicing standards.

6. We have made available to you all documentation related to compliance with the minimum servicing standards.


Mortgage Bankers


7. We have disclosed any communications from regulatory agencies, interna1 auditors, and other practitioners concerning possible noncompliance with the minimum servicing standards, including communications received between the end of the period addressed in management's assertion and the date of the independent accountants' report.

8. We have disclosed to you any known noncompliance occurring subsequent to December 31,2003.

Very truly yours,

SouthTrust Mortgage Corporation


/s/ Wade O. King
Wade O King
President and Chief Executive Officer
3-23-04
Date

/s/ Michael D. Newton
Michael D Newton
Senior Vice President & Chief Financial Officer
March 23, 2004
Date



(Logo) SouthTrust Mortgage

210 Wildwood Parkway
Birmingham. Alabama 35209
Telephone 205-667-8100

As of and for the year ended December 31, 2003, SouthTrust Mortgage Corporation has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except as disclosed in the applicable servicing letters. As of and for this same period, SouthTrust Mortgage Corporation had in effect a fidelity bond and errors and omissions policy in the amount of $50,000,000 and $8,000,000, respectively


/s/ Wade O. King
Wade O King
President and Chief Executive Officer
3-23-04
Date

/s/ Michael D. Newton
Michael D Newton
Senior Vice President & Chief Financial Officer
March 23, 2004
Date



Mortgage Bankers







EX-99.3(a)

Exhibit "A"
Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate


Dear Master Servicer:
The undersigned Officer certifies the following for the 2003 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the tenants of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;


(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;


(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the tenets of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;


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


By: /s/ Pam E Rothenberg
Name: Pam E Rothenberg
Title: Sr. Vice President
Date: February 6, 2004







EX-99.3(b)

(Logo) SouthTrust Mortgage
210 Wildwood Parkway
Birmingham Alabama 35209
Telephone 205-667-8100


March 24, 2004

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:
The undersigned Officer certifies the following for the 2003 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the tenants of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHMLC servicer in good standing;

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



Mortgage Bankers




Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ Jan Turley
Officer
SVP
Title
3-25-04
Date




Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            5,785,502.50         31,427,375.68                 0.00             336,572,624.32
   A-2                              301,540.07                  0.00                 0.00              15,400,000.00
   B-1                              120,508.71                  0.00                 0.00               5,600,000.00
   B-2                               81,773.76                  0.00                 0.00               3,800,000.00
   B-3                               60,254.36                  0.00                 0.00               2,800,000.00
   B-4                               42,603.84                  0.00                 0.00               1,400,000.00
   B-5                               24,345.05                  0.00                 0.00                 800,000.00
   B-6                               66,948.88                  0.00                 0.00               2,200,000.00
   R-I                                    0.00                 50.00                 0.00                       0.00
   R-II                                   0.00                 50.00                 0.00                       0.00
   X                              5,447,340.25                  0.00                 0.00                       0.00